Form 10-K
period 2002-12-31
MORGAN STANLEY DEAN WITTER CAPITAL I INC TRUST 2002-AMI
filed 2003-03-28
CIK 1165922

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2002

                        Commission file number: 333-59060-01

              MORGAN STANLEY DEAN WITTER CAPITAL I INC TRUST 2002-AM1
             (Exact name of Registrant as specified in its Charter)

                Delaware                                    13-3291626
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

           1585 BROADWAY, 2ND FLOOR
           NEW YORK, NEW YORK                            10036
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (212) 296-7000

          Securities registered pursuant to Section 12(b) of the Act:
                                     none

          Securities registered pursuant to Section 12(g) of the Act:
                                     none.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ].

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31,2002. NOT APPLICABLE.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31,2002.
     NOT APPLICABLE

     DOCUMENTS INCORPORATED BY REFERENCE
     None

     PART I

     ITEM 1.  Business.

     Omitted.

     ITEM 2.  Properties.

     Omitted

     ITEM 3.  Legal Proceedings.


     None.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Trust does not issue stock.

     There is currently no established public trading market for Registrant's Certificates. Registrant believes the Certificates are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

     As of December 31,2002 the number of registered holders of all class of Certificates was 4.

     ITEM 6.  Selected Financial Data.

     Omitted.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Omitted.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Omitted.

     ITEM 8.  Financial Statements and Supplementary Data.

     Omitted.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     Security ownership of certain beneficial owners. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

     As of December 31, 2002, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-AM1
     CLASS A-2
     $41,151,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-AM1
     CLASS M-1
     $26,504,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-AM1
     CLASS M-2
     $20,387,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-AM1
     CLASS B-1
     $23,446,000
     100.0%

     ITEM 13.  Certain Relationships and Related Transactions.
                       None

     ITEM 14.  Controls and Procedures
               NOT APPLICABLE

     PART IV

     ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

     EXHIBITS 99.1 and 99.2

     (b) The following reports on Form 8-K were filed during the last quarter of the period covered by this report.

     Monthly Remittance Statement to the Certificateholders dated as of October 25,2002, and filed with the Securities and Exchange Commission on Form 8-K on December 6,2002, and on Form 8-K/A on January 31,2002.

     Monthly Remittance Statement to the Certificateholders dated as of November 25,2002, and filed with the Securities and Exchange Commission on Form 8-K on December 13,2002, and on Form 8-K/A on January 31,2002.

     Monthly Remittance Statement to the Certificateholders dated as of December 26,2002, and filed with the Securities and Exchange Commission on Form 8-K on January 3,2003 and on Form 8-K/A on January 31,2002.

    (c) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     (d) Not Applicable. The Trust does not have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.


                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        By: Morgan Stanley Dean Witter Capital
                                             I Inc. as Depositor on behalf of
                                             the Registrant


                                                By: /s/: Craig Phillips
                                                         Craig Phillips
                                                         President


     Date:  March 28,2003



     EXHIBIT INDEX

     Exhibit Document

      99.1 Servicer's Annual Statement of Compliance for Year End
           December 31,2002.

      99.2 Servicer's Annual Independent Accountant's Report for Year End December 31,2002.














































CERTIFICATION


        Re: Morgan Stanley Dean Witter Capital I Inc. Trust 2002-AM1
           (the "Trust") Mortgage Pass-Through Certificates Series 2002-AM1, issued pursuant to the Pooling and Servicing Agreement, dated as of January 1,2002 (the "Pooling and Servicing"),among Morgan Stanley Dean Witter Capital I Inc., as depositor, Deutsche Bank National Trust Company, (formerly known as Bankers Trust Company of California, N.A.), as trustee( the "Trustee") and Fairbanks Capital Corp., as servicer (the "Servicer")

I, Craig Philips, certify that:

1. I have reviewed this annual report on Form 10-K (" Annual Report"),and all reports on Form 8-K containing distribution reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this annual report, of the Trust;

2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing Agreement for inclusion in the Reports is included in these Reports;

4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing Agreement, and except as disclosed in the Reports, the Servicer has fulfilled it obligations under the Pooling and Servicing Agreement; and

5. The Reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public account, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement, that is included in the Reports

In giving the certification above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee and the Servicer

Date:  3/25/2003
/s/: Craig Philips
Signature: Craig Philips
Title: President





99.1

FAIRBANKS CAPITAL CORP.




Agreement;   Morgan Stanley Dean Witter Capital I Inc, Depositor, Fairbanks
             Capital Corp, Servicer, and Bankers Trust Company of California,
             NA Trustee - Pooling and Servicing Agreement Morgan Stanley Dean
             Witter Capital I Inc. Trust 2002-AM1

Dated:	January 1, 2002


ANNUAL STATEMENT AS TO COMPLIANCE


In accordance with the applicable section in each of the Pooling and Servicing
 Agreements specified



I. a review of the activities of the Servicer during the year ended December 31, 2002 and of performance under this Agreement has been made under such officers' supervision; and
ii. To the best of such officers' knowledge, based on such review, the Servicer has fulfilled all of it, obligations under ibis Agreement throughout such year.





March 7, 2003




/S/ William P. Garland
President
Fairbanks Capital Corp.


                3815 SOUTH WEST TEMPLE Salt Lake City, UTAH 84115-4412

                   P.O. Box 65250 SALT LAKE CITY, UTAH 84165-0250

                 TELEPHONE (801) 293-1883, FACSIMILE (801) 293-1297











99.2

ERNST & YOUNG

                        Ernst & Young LLP 2 Phone:             (213) 977-3200
                        725 South Figueroa Street                   www.ey.com
                       Los Angeles, California 90017




Report on Management's Assertion on

'Compliance with the Minimum Servicing Standards Set Forth in the

Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
Fairbanks Capital' Corp,

We have examined management's assertion, included in the accompanying report titled Report of Management, that Fairbanks Capital Corp., a wholly owned subsidiary of Fairbanks Capital Holding Corp., (the "Company") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") during the year ended December 31, 2002. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does-not provide a legal determination on the Company's compliance with specified requirements,

In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2002, is fairly stated, in all material respects,






                                          By: /s/ Ernst & Young LLP




January 20, 2003





Ernst & Young LLP is a member of Ernst & Young International, Ltd.


ERNST & YOUNG

                                     Ernst &Young LLP    Phone: (213) 977-3200
                                     725 South Flgueroa Street     www.ey,com
                                           Los Angeles, California 90017-5418

Report on our Consideration of Internal Control---GARS Audit


Board of Directors
Fairbanks Capital Corp,

In planning and performing our audit of the consolidated financial statements of Fairbanks Capital Corp. (a wholly owned subsidiary of Fairbanks Capital Holding Corp.) for the year ended December 31, 2002, we considered its internal control to determine our auditing procedures for the purpose -of expressing our opinion on financial, statements and not to provide assurance on internal control. Our consideration of internal control would not necessarily disclose all matters in internal control that might be material weaknesses under standards established by the American Institute of Certified Public Accountants, A material weakness is a condition in which the design or Operation of one or more of the specific internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions, However, we noted no matters involving internal control and its operation that we consider to be material weaknesses as defined above,

This report is intended solely for the information and use of the Board of Directors, management, Freddie Mac and the U.S. Department of Housing and Urban Development and is not intended to be and should not be used by anyone other than these specified parties.



                                           By:/s/ Ernst & Young LLP




January 20, 2003


A Member Practice of Ernst & Young Global